Form 10-K
period 2018-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2016-C29
filed 2019-03-29
CIK 1669990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2018

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

Central Index Key Number of the sponsor:0001089877

KeyBank National Association

(exact names of the sponsors as specified in their charters)

New York	38‑3991402 38‑3991403 38‑7145119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

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

• Wells Fargo Bank, National Association, is the special servicer under the MSC 2016-PSQ pooling and servicing agreement, pursuant to which the Penn Square Mall mortgage loan is serviced. Because Wells Fargo Bank, National Association is not the MSBAM 2016-C29 special servicer, is not affiliated with any sponsor and services only the Penn Square Mall mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Wells Fargo Bank, National Association, as MSC 2016-PSQ special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

• C-III Asset Management LLC, is the special servicer under the MSBAM 2016-C28 pooling and servicing agreement, pursuant to which the Le Meridien Cambridge MIT and Princeton Pike Corporate Center mortgage loans are serviced. Because C-III Asset Management LLC is not the MSBAM 2016-C29 special servicer, is not affiliated with any sponsor and services only the Le Meridien Cambridge MIT and Princeton Pike Corporate Center mortgage loans, which collectively constitute less than 5% of the mortgage pool, C-III Asset Management LLC, as MSBAM 2016-C28 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer, engaged the services of KeyBank National Association, as a sub-servicer in respect of the entire mortgage pool for the reporting period.

• Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the BACM 2016-UBS10 pooling and servicing agreement, pursuant to which the Grove City Premium Outlets mortgage loan is serviced, engaged the services of Midland Loan Services, a Division of PNC Bank, National Association, CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Grove City Premium Outlets mortgage loan for the reporting period.

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

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “CIBC18 Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “CIBC18 Servicers”). The suit was filed derivatively on behalf of the CIBC18 Trust. The action was brought in connection with the CIBC18 Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the CIBC18 Trust and sold to an assignee of the CIBC18 Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the pooling and servicing agreement governing the CIBC18 Trust. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the CIBC18 Servicers. Both CIBC18 Servicers deny liability, believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the CIBC18 Trust, and have contested the claims asserted against them, filing a motion to dismiss the case. On November 28, 2016, the motion to dismiss was granted. The plaintiff certificateholder filed an appeal, and the appeal is pending. In the first quarter of 2018, the case was fully dismissed and is no longer pending.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

33.5  Park Bridge Lender Services LLC, as Operating Advisor

33.6  KeyBank National Association, as Primary Servicer

33.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8  National Tax Search, LLC, as Servicing Function Participant

33.9  Midland Loan Services, a Division of PNC Bank, National Association, as Servicing Function Participant

33.10  Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.9)

33.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.13  National Tax Search, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.14  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.15  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.16  National Tax Search, LLC, as Servicing Function Participant under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.17  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 1/1/18 to 12/31/18) and Princeton Pike Corporate Center (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.18  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 1/1/18 to 12/31/18) and Princeton Pike Corporate Center (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.19  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 1/1/18 to 12/31/18) and Princeton Pike Corporate Center (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.20  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.4)

33.21  Wells Fargo Bank, National Association, as Special Servicer under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.22  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.23  National Tax Search, LLC, as Servicing Function Participant under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.24  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.25  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.26  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 1/1/18 to 12/31/18) and Princeton Pike Corporate Center (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5  Park Bridge Lender Services LLC, as Operating Advisor

34.6  KeyBank National Association, as Primary Servicer

34.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8  National Tax Search, LLC, as Servicing Function Participant

34.9  Midland Loan Services, a Division of PNC Bank, National Association, as Servicing Function Participant

34.10  Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.9)

34.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.13  National Tax Search, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.14  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.15  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.16  National Tax Search, LLC, as Servicing Function Participant under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.17  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 1/1/18 to 12/31/18) and Princeton Pike Corporate Center (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.18  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 1/1/18 to 12/31/18) and Princeton Pike Corporate Center (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.19  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 1/1/18 to 12/31/18) and Princeton Pike Corporate Center (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.20  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.4)

34.21  Wells Fargo Bank, National Association, as Special Servicer under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.22  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.23  National Tax Search, LLC, as Servicing Function Participant under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.24  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.25  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.26  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 1/1/18 to 12/31/18) and Princeton Pike Corporate Center (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  Rialto Capital Advisors, LLC, as Special Servicer

35.5  KeyBank National Association, as Primary Servicer

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Servicing Function Participant

35.7  Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18)

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 35.6)

35.9  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/18 to 12/31/18)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 1/1/18 to 12/31/18) and Princeton Pike Corporate Center (from 1/1/18 to 12/31/18)

35.11  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18)

35.12  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.13  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.14  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 1/1/18 to 12/31/18) and Princeton Pike Corporate Center (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated April 22, 2016, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on May 5, 2016 under SEC File No. 333-206582-02 and incorporated by reference herein).

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

(99.10) Amended and Restated Agreement Between Note Holders, dated as of April 21, 2016, between U.S. Bank National Association, as MSBAM 2016-C28 trustee, as Note A-1 Holder, Wells Fargo Bank, National Association, as MSC 2016-UBS9 trustee, as Note A-2 Holder, Morgan Stanley Bank, N.A., as Note A-3 Holder, and Morgan Stanley Bank, N.A., as Note A-4 Holder, relating to the Princeton Pike Corporate Center loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on May 5, 2016 under SEC File No. 333-206582-02 and incorporated by reference herein).

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

Date: March 29, 2019