Form 10-K
period 2021-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2016-C29
filed 2022-03-30
CIK 1669990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2021

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

• the Penn Square Mall mortgage loan, which is serviced pursuant to the MSC 2016-PSQ pooling and servicing agreement attached hereto as Exhibit 4.2; and

• the Le Meridien Cambridge MIT mortgage loan and the Princeton Pike Corporate Center mortgage loan, which are serviced pursuant to the MSBAM 2016-C28 pooling and servicing agreement attached hereto as Exhibit 4.3.

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

• Greystone Servicing Company LLC is the current special servicer under the MSBAM 2016-C28 pooling and servicing agreement, pursuant to which the Le Meridien Cambridge MIT was serviced until December 30, 2021 and the Princeton Pike Corporate Center mortgage loans is currently serviced. On August 26, 2020, C-III Asset Management LLC was replaced as special servicer under the MSBAM 2016-C28 pooling and servicing agreement and was succeeded by Greystone Servicing Company LLC, to which C-III Asset Management LLC assigned substantially all of its assets. Because Greystone Servicing Company LLC is not the MSBAM 2016-C29 special servicer, is not affiliated with any sponsor and serviced or services, as applicable, only the Le Meridien Cambridge MIT and Princeton Pike Corporate Center mortgage loans, which collectively constitute less than 5% of the mortgage pool, Greystone Servicing Company LLC, as MSBAM 2016-C28 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

• The Le Meridien Cambridge MIT mortgage loan, which was serviced pursuant to the MSBAM 2016-C28 pooling and servicing agreement, was paid in full on December 30, 2021.

• National Tax Search, LLC merged into CoreLogic Solutions, LLC in 2021.  CoreLogic Solutions, LLC’s report on assessment of compliance with servicing criteria and registered public accounting firm attestation report, in each case provided pursuant to Item 1122 of Regulation AB, also relate to National Tax Search, LLC’s platform for the reporting period.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer, engaged the services of KeyBank National Association, as a sub-servicer in respect of the entire mortgage pool for the reporting period.

• Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period, engaged the services of Midland Loan Services, a Division of PNC Bank, National Association as a servicing function participant in respect of 2.3% of the mortgage pool for the reporting period and engaged the services of NorthMarq Capital, LLC, as a servicing function participant in respect of 5.26% of the mortgage pool for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the BACM 2016-UBS10 pooling and servicing agreement, pursuant to which the Grove City Premium Outlets mortgage loan is serviced, engaged the services of Midland Loan Services, a Division of PNC Bank, National Association, CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Grove City Premium Outlets mortgage loan for the reporting period.

• Wells Fargo Bank, National Association, as master servicer and special servicer under the MSC 2016-PSQ trust and servicing agreement, pursuant to which the Penn Square Mall mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Penn Square Mall mortgage loan for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the MSC 2016-C28 pooling and servicing agreement, pursuant to which the Le Meridien Cambridge MIT mortgage loan was serviced until December 30, 2021, and the Princeton Pike Corporate Center mortgage loan is currently serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Le Meridien Cambridge MIT mortgage loan and the Princeton Pike Corporate Center mortgage loan for the reporting period.

• On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.12, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under (i) the pooling and servicing agreement and (ii) each Outside Pooling and Servicing Agreement.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.1  Wells Fargo Bank, National Association, as Certificate Administrator

33.2  Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

33.3  Wells Fargo Bank, National Association, as Custodian

33.4  Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

33.5  Wells Fargo Bank, National Association, as Master Servicer

33.6  Rialto Capital Advisors, LLC, as Special Servicer

33.7  Park Bridge Lender Services LLC, as Operating Advisor

33.8  KeyBank National Association, as Primary Servicer

33.9  CoreLogic Solutions, LLC, as Servicing Function Participant

33.10  Midland Loan Services, a Division of PNC Bank, National Association, as Servicing Function Participant

33.11  NorthMarq Capital, LLC, as Servicing Function Participant

33.12  Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.13 Midland Loan Services, a Division of PNC Bank, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see Exhibit 33.10)

33.14  CoreLogic Solutions, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see Exhibit 33.9)

33.15  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.16  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/21 to 12/31/21) (see Exhibit 33.9)

33.17  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 1/1/21 to 12/30/21) and Princeton Pike Corporate Center (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.18  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 1/1/21 to 12/30/21) and Princeton Pike Corporate Center (from 1/1/21 to 12/31/21) (see Exhibit 33.9)

33.19  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see Exhibit 33.6)

33.20  Wells Fargo Bank, National Association, as Special Servicer under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.21  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/21 to 12/31/21) (see Exhibit 33.9)

33.22  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.23  Computershare Trust Company, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.24  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.25  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.26  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 1/1/21 to 12/30/21) and Princeton Pike Corporate Center (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.27  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 11/1/21 to 12/30/21) and Princeton Pike Corporate Center (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Certificate Administrator

34.2  Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

34.3  Wells Fargo Bank, National Association, as Custodian

34.4  Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

34.5  Wells Fargo Bank, National Association, as Master Servicer

34.6  Rialto Capital Advisors, LLC, as Special Servicer

34.7  Park Bridge Lender Services LLC, as Operating Advisor

34.8  KeyBank National Association, as Primary Servicer

34.9  CoreLogic Solutions, LLC, as Servicing Function Participant

34.10  Midland Loan Services, a Division of PNC Bank, National Association, as Servicing Function Participant

34.11  NorthMarq Capital, LLC, as Servicing Function Participant

34.12  Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.13 Midland Loan Services, a Division of PNC Bank, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see Exhibit 34.10)

34.14  CoreLogic Solutions, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see Exhibit 34.9)

34.15  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.16  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/21 to 12/31/21) (see Exhibit 34.9)

34.17  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 1/1/21 to 12/30/21) and Princeton Pike Corporate Center (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.18  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 1/1/21 to 12/30/21) and Princeton Pike Corporate Center (from 1/1/21 to 12/31/21) (see Exhibit 34.9)

34.19  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see Exhibit 34.6)

34.20  Wells Fargo Bank, National Association, as Special Servicer under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.21  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/21 to 12/31/21) (see Exhibit 34.9)

34.22  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.23  Computershare Trust Company, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.24  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.25  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.26  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 1/1/21 to 12/30/21) and Princeton Pike Corporate Center (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.27  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 11/1/21 to 12/30/21) and Princeton Pike Corporate Center (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

35.3  Wells Fargo Bank, National Association, as Custodian

35.4  Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

35.5  Wells Fargo Bank, National Association, as Master Servicer

35.6  Rialto Capital Advisors, LLC, as Special Servicer

35.7  KeyBank National Association, as Primary Servicer

35.8  Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.9  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 1/1/21 to 12/30/21) and Princeton Pike Corporate Center (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.11  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see Exhibit 35.6)

35.12  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.13  Computershare Trust Company, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.14  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.15  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2016-PSQ securitization, pursuant to which the following mortgage loans were serviced by such party: Penn Square Mall (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.16  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 1/1/21 to 12/30/21) and Princeton Pike Corporate Center (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.17  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C28 securitization, pursuant to which the following mortgage loans were serviced by such party: Le Meridien Cambridge MIT (from 11/1/21 to 12/30/21) and Princeton Pike Corporate Center (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated April 22, 2016, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on May 5, 2016 under SEC File No. 333-206582-02 and incorporated by reference herein).

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

(99.12) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, National Association, Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-206582-02 and incorporated by reference herein).

 (b) See (a) above.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 30, 2022